Form 10-Q
period 2000-06-30
OXBOW FUND LLC
filed 2000-08-14
CIK 1095924

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2000

Commission File Number: 000-29945

                              The Oxbow Fund, LLC


New Jersey        22-09695


                               223 Wanaque Avenue
                         Pompton Lakes, New Jersey 07442

                                 (973) 831-8020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]    No [x]

As of June 30, 2000, there were 2180 of the Limited Liability Company's Units, at $100 per Unit, outstanding.

                                     PART 1
                              Financial Information

Item 1.  Financial Statements (unaudited)

The Oxbow Fund, LLC
Statement of Assets and Liabilities                 Quarter Ended: June 30, 2000
--------------------------------------------------------------------------------

                                     ASSETS

                                                  June 30, 2000
                                                  -------------
                                                   (unaudited)
CURRENT ASSETS
  Cash                                              $125,773
  Prepaid expenses                                     9,207
                                                    --------
                     Total current assets           $134,980
                                                    ========

                        LIABILITIES AND MEMBERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                  $  235,341
                                                    ----------

                     Total current liabilities         235,341

MEMBERS' DEFICIT                                     (100,361)
                                                    ----------
                                                    $  134,980
                                                    ==========





The Oxbow Fund, LLC
Statement of Operations                             Quarter Ended: June 30, 2000
--------------------------------------------------------------------------------

                                             June 30, 2000
                                             -------------
                                              (unaudited)

                                               ---------
REVENUE                                        $      --
                                               ---------

EXPENSES
  Legal fees                                      68,084
  Accounting fees                                  6,995
  Director's fees                                  8,000
  Bank charges                                        14
                                               ---------

                                                  83,093
                                               ---------

NET LOSS                                         (83,093)

MEMBERS' DEFICIT, beginning of period           (135,268)

MEMBERS' CAPITAL CONTRIBUTION                    118,000
                                               ---------
MEMBERS' DEFICIT, end of period                $(100,361)
                                               =========

The Oxbow Fund, LLC
Statement of Cash Flows                             Quarter Ended: June 30, 2000
--------------------------------------------------------------------------------

                                                                         June 30, 2000
                                                                         -------------
                                                                          (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                          $ (83,093)
         Changes in assets and liabilities
                  Prepaid Expenses                                            (9,207)
                  Accounts payable                                                79
                                                                           ---------
                               Net cash from operating activities            (92,221)
                                                                           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Members' capital contribution                                       118,000
                                                                           ---------
                               Net cash from financing activities            118,000
                                                                           ---------

INCREASE IN CASH                                                              25,779

CASH, beginning of period                                                     99,994
                                                                           ---------

CASH, end of period                                                        $ 125,773
                                                                           =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Oxbow Fund, LLC (the "Fund") is a New Jersey limited liability company organized on September 15, 1999. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the "Act"). The Fund will operate as a non-diversified closed-end management investment company as defined in the Act.

The Fund's principal investment objective is to seek long-term capital appreciation by investing primarily in securities of private U.S. companies, although the Fund may make other types of investments.

The Fund's Investment Manager is C.J.M. Asset Management, LLC (the "Investment Manager"). Four Independent Directors and three persons affiliated with the Investment Manager serve as Directors of the Fund. The Investment Manager is responsible for the Fund's investments, subject to the supervision of the Directors.

The Fund is offering up to 250,000 Units of ownership interests in the Fund in an aggregate amount of up to $25,000,000 (the "Units"). The offering commenced on June 13, 2000. There is no minimum offering amount. The Units are being offered and sold through C.J.M. Planning Corp., a registered Broker-Dealer and an affiliate of the Investment Manager. The offering will terminate on August 31, 2001, unless terminated earlier at the discretion of the Fund's Board of Directors.

As of June 30, 2000 the Fund has not commenced investment operations.

The Fund's fiscal year-end is December 31. The Fund will continue until March 31, 2010, subject to the right of the Directors to extend the term for up to two additional two-year periods.


Liquidity and Capital Resources

On March 1, 2000 the Investment Manager purchased 1,000 Units for $100,000. The Company began the initial public offering of Units on June 13, 2000. As of June 30, 2000, the Company has accepted subscriptions for 1,180 Units in an aggregate amount of $118,000. To date, the Fund received proceeds of $218,000 from sales of investor units, of which $100,000 was from Investment Managers' capital contributions.

Cash and cash equivalents at June 30, 2000, totaled $125,773. Future proceeds from the sales of Units and operating cash reserves are expected to be adequate to fund the Fund's operations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

        Not applicable



                                     PART 2

                               Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

        Exhibit No. (27.1) Financial Data Schedule (for EDGAR filing purposes only).

        (a) The following reports on Form 8-K were filed during the quarter ended June 30, 2000.

        None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Oxbow Fund, LLC
a New Jersey limited partnership


By: /S/ Daniel D. Dyer                                     Date: August 11, 2000
   ----------------------------
   Daniel D. Dyer, Chairman and
   Chief Executive Officer

By: /S/ Joseph Musumeci                                    Date: August 11, 2000
   ----------------------------------------
   Joseph Musumeci, Chief Financial Officer
   and Vice President