Form 10-Q
period 2000-09-30
OXBOW FUND LLC
filed 2000-11-20
CIK 1095924

FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended:  September 30, 2000

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

Yes [X]    No [ ]

As of September 30, 2000, there were 8,233 of the Limited Liability Company's Units, at $100 per Unit, outstanding.

                                TABLE OF CONTENTS




            TO JUMP TO A SECTION, DOUBLE-CLICK ON THE SECTION NAME.

                                  10-Q OTHERDOC

Financial Statements.........................................................  1
Statement of Assets, Liabilities and Members' Capital........................  1
Statement of Operations......................................................  2
Statement of Changes in Members' Capital.....................................  3
Statement of Cash Flow.......................................................  4
Notes to Financial Statements................................................  5
Management Discussion and Analysis...........................................  8
Quantitative and Qualitative Disclosure about Market Risk....................  9
Other Information............................................................ 10

                                EX-27.1 OTHERDOC

Exhibit 27 Table............................................................. 13

The Oxbow Fund, LLC

                                     PART 1
                              Financial Information

Item 1.  Financial Statements (unaudited)


STATEMENT OF ASSETS, LIABILITIES AND MEMBERS' CAPITAL (UNAUDITED)

SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


ASSET

Portfolio investments, at cost                                          $444,186
Cash                                                                      21,445
                                                                        --------

                                                                        $465,631

LIABILITIES AND MEMBERS' CAPITAL

LIABILITIES
Accounts payable                                                        $154,684
Accrued expenses                                                         225,130
                                                                        --------

                                                                         379,814

MEMBERS' CAPITAL                                                          85,817
                                                                        --------

                                                                        $465,631


MEMBERSHIP INTEREST OUTSTANDING
                                                                           8,233
                                                                        --------

MEMBERS' EQUITY PER UNIT
                                                                        $  10.42
                                                                        ========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

The Oxbow Fund, LLC

STATEMENT OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                           THREE        NINE
                                                          MONTHS       MONTHS
                                                          ENDED,       ENDED,
                                                          9/30/00      9/30/00
                                                         ---------    ---------
EXPENSES
Officers compensation                                    $ 112,500    $ 187,500
Professional fees                                           64,323       92,713
Travel                                                      10,000       30,000
Selling and marketing                                       24,540       24,540
Management fees                                              5,197        6,573
Other                                                        1,319       10,546
                                                         ---------    ---------

NET LOSS                                                 $(217,879)   $(351,872)
                                                         =========    =========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

The Oxbow Fund, LLC

STATEMENT OF CHANGES IN MEMBERS' CAPITAL (UNAUDITED)
PERIODS ENDED JUNE 30, 2000 AND SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                                          UNITS         AMOUNT

MEMBERS' CAPITAL, December 31, 1999                                   $      --

ISSUANCE OF UNITS, net of offering expenses
   and sales charges of approximately $85,000               2,180       122,740

NET LOSS                                                               (133,993)
                                                        ---------     ---------

MEMBERS' CAPITAL, June 30, 2000                             2,180       (11,253)

ISSUANCE OF UNITS, net of offering expenses
   of and sales charges of approximately $290,000           6,053       314,949

NET LOSS                                                               (217,879)
                                                        ---------     ---------

MEMBERS' CAPITAL, September 30, 2000                        8,233     $  85,817
                                                        =========     =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

The Oxbow Fund, LLC

STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------
                                                          THREE         NINE
                                                          MONTHS       MONTHS
                                                           ENDED,       ENDED,
                                                          9/30/00      9/30/00
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                 $(217,879)   $(351,872)
Adjustments to reconcile net loss to
 net cash used in operating activities:
Changes in operating assets and liabilities:
Portfolio investments                                     (444,186)    (444,186)
Accounts payable                                           (67,792)     154,684
Accrued expenses                                           310,580      225,130
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                     (419,277)    (416,244)
                                                         ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES,
issuance of capital, net of offering expenses              314,949      437,689
                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH                           (104,328)      21,445

CASH, beginning of period                                  125,773           --
                                                         ---------    ---------

CASH, end of period                                      $  21,445    $  21,445
                                                         =========    =========


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

The Oxbow Fund, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

1.  NATURE OF OPERATIONS AND
    SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES          NATURE OF OPERATIONS

                                 The Oxbow Fund, LLC (the "Fund") is a New Jersey limited liability company organized on September 15, 1999. The Fund has elected to be regulated as a "business development company" under the Investment Company Act of 1940, which means that it is required to make certain types of investments and must offer "significant managerial assistance" to many of the companies in which it intends to invest.

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

                                 BASIS OF PRESENTATION

                                 The unaudited financial statements reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Fund as of September 30, 2000 and the results of its operations and its cash flows for the 3 months and nine months ended September 30, 2000. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

                                 From inception (September 15, 1999) to December 31, 1999, the Fund was still in its development stage and had no material transactions.

                                 VALUATION OF PORTFOLIO INVESTMENTS

                                 Privately placed securities are carried at fair values determined in good faith by or under the direction of the Board of Directors. Generally, the fair value of each security will initially be based primarily upon its original cost to the Fund. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

                                 INCOME TAXES

                                 The Fund does not record a provision for income taxes because the individual members report their share of the Fund's income or loss on their income tax returns. The financial statements reflect the Fund's transactions without adjustment, if any, required for income tax purposes.

The Oxbow Fund, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


1.  NATURE OF OPERATIONS AND
    SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    (CONTINUED)                  USE OF ESTIMATES

                                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts disclosed in the financial statements. Actual results could differ from those estimates.


2.  MEMBERS' CAPITAL             The Fund is  offering  up to  250,000  units of
                                 ownership interests in the Fund in an aggregate
                                 amount of up to  $25,000,000.  As of  September
                                 30, 2000 there were 8,233  shares  outstanding.
                                 The offering  commenced  on June 13, 2000.  The
                                 minimum  investment  in the Fund is 20 units at
                                 $100 per unit.  The units are being offered and
                                 sold   through   C.J.M.   Planning   Corp.,   a
                                 registered Broker-Dealer and an affiliate of the Investment Manager, which receives a 7% sales charge per unit sold. The offering will terminate on August 31, 2001, unless terminated earlier at the discretion of the Fund's Board of Directors.

                                 For the three and nine months ended September 30, 2000, C.J.M. Planning Corp., an affiliate of the Investment Manager received a sales charge for raising the capital of the Fund of approximately $42,000 and $51,000, respectively. The sales charge was treated as a reduction of members' capital.

                                 The Fund's fiscal year-end is December 31. The Fund will continue until March 31, 2010, subject to the right of the Fund's Board of Directors to extend the term for up to two additional two-year periods.

3.  INVESTMENT ADVISORY AND
    OPERATING AGREEMENTS         The  Investment   Manager  is  responsible  for
                                 oversight    of    asset     management     and
                                 administration  of the Fund.  The Fund pays the
                                 Investment  Manager  an annual  management  fee
                                 equal  to  2.5%  of  total  investor  "adjusted
                                 capital  contributions"  payable  quarterly  in
                                 arrears.  The Fund will also pay the Investment
                                 Manager an annual fee for its  services as fund
                                 administrator  which will  equal  approximately
                                 .25%  of  total  investor   "adjusted   capital
                                 contributions." Additionally, after the members
                                 (including   the   Investment   Manager)   have
                                 received aggregate  distributions from the Fund
                                 equal   to  the   amount   of   their   initial
                                 investments  in the Fund, the Fund will pay the
                                 Investment  Manager  an  "incentive  fee."  The
                                 incentive  fee will become  payable  commencing
                                 with the fiscal year of the Fund  during  which
                                 members have received such distributions  equal
                                 to  their  initial  investments  and  for  each
                                 fiscal year  thereafter.  The amount of the fee
                                 will  equal  20% of the  taxable  income of the
                                 Fund   during   the   relevant    fiscal   year
                                 (calculated without giving effect to payment of the incentive fee) less unrealized capital depreciation for the year.

--------------------------------------------------------------------------------

The Oxbow Fund, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================


3.  INVESTMENT ADVISORY AND
    OPERATING AGREEMENTS
    (CONTINUED)                  For the three and nine months  ended  September
                                 30, 2000, accrued management fees payable to the Investment Manager was approximately $5,000 and $7,000, respectively.

4.  SUBSEQUENT EVENTS            As of October  31,  2000 the Fund has issued an
                                 additional 3,721 units of members' capital resulting in net proceeds of approximately
                                 $345,000.

                                 In November 2000, the Board of Directors decided to rescind certain investments of approximately $472,000 made by the Fund due to the uncertain issue of whether the investments were subject to the applicable statutes and rules of the Investment Company Act of 1940 concerning affiliate transactions. Management of the Fund is assisting the companies in question in securing capital in order to return the monies invested by the Fund as soon as practicable with the objective of concluding the transactions by December 31, 2000.

--------------------------------------------------------------------------------
[607627-1]

The Oxbow Fund, LLC

Item 2. Management Discussion and Analysis

The Oxbow Fund, LLC (the "Fund") is a New Jersey limited liability company organized in September 1999. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the
Act). The Fund operates as a non-diversified investment company as defined in the Act.

The Fund's principal investment objective is to seek long-term capital appreciation by investing primarily in securities of private U.S. companies seeking capital for start-up operations, business expansion, venture capital, or other strategic acquisitions, although the Fund may make other types of investments.

The Fund's Investment Manager is CJM Asset Management, LLC (the "Investment Manager"). There are four Independent Directors, and three persons affiliated with the Investment Manager, who are Affiliated Directors. The Investment Manager guides the investments, although is subject to supervision of the Directors.

The Fund continues to offer up to 250,000 units of ownership interests in the Fund in an aggregate amount of to $25,000,000. The offering commenced on June 13, 2000. The units are being offered and sold through CJM Planning Corp., a registered Broker-Dealer and an affiliate of the Investment Manager. As discussed in Item 5 of Part 2, below, the Fund has temporarily suspended the offer of shares until its post-effective amendment is declared effective by the SEC.

                              RESULTS OF OPERATIONS

From inception (September 15, 1999) to December 31, 1999, the fund was still in its development stage and had no material transactions.

Net loss for the three and nine months ended September 30, 2000 were approximately $218,000 and $352,000, respectively. The Fund's officers commenced researching investment opportunities in May 2000 and invested approximately $444,000 during the three months ended September 30, 2000. The investments (noted below) were made to seek long-term appreciation and accordingly, no revenue or income from these investments were generated for the three months ended september 30, 2000.


Portfolio Investment Transactions

After July 1, 2000 the Fund began making investments into the following companies: Oxbow Credit Company, LLC ("Oxbox Credit"), which is a credit facilitation company providing lending and leasing, The Kamaas Group ("Kamaas"), which is a marketing, advertising, graphics and public relations firm, and Kaboombooks.com, which is a seller of scholarly books.

--------------------------------------------------------------------------------

The Oxbow Fund, LLC

As of September 30, 2000 the amount which the Fund has invested in each entity and the Fund's percentage of ownership of the entity are as follows:

                              Amount Invested          Percentage Ownership

Oxbow Credit                     $345,860                        70%

Kamaas                           $ 34,140                        80%

Kaboombooks.com                  $ 64,186                      50.7%
                                 --------                      ----

As of September 30, 2000, the fair value of the investments was based upon the initial cost of the investment since no significant developments or other factors affecting the investment have occurred through that date. As discussed in Item 5 of Part 2, below, the fund has decided to rescind its investment in Oxbow Credit and Kamaas.

Liquidity and Capital Resources

During the three months ended September 30, 2000, the Fund issued approximately 6,053 units to new members of the Fund resulting in net proceeds of approximately $315,000. At September 30, 2000, the fund has accepted subscriptions for 8,082 units which will provide net proceeds of $751,626 to the Fund.

Cash and Cash equivalents at September 30, 2000, WAS APPROXIMATELY $21,000. Future proceeds from the sales of units, and operating cash reserves are expected to be adequate to fund the Investment Company's operations.


Item 3. Quantitative and Qualitative Disclosure About Market Risk.

     Not applicable

--------------------------------------------------------------------------------

The Oxbow Fund, LLC

                                     PART 2

                                Other Information

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        A.  INVESTMENTS IN OXBOW CREDIT AND KAMAAS

        Two entities in which the Fund has invested, Oxbow Credit and Kamaas, were formed with the assistance of Dan Dyer, the Chief Executive Officer of the Fund. An affiliate of Mr. Dyer loaned start-up capital to these entities. When the Fund invested in Oxbow Credit, approximately $148,000 of the loan by the affiliate of Mr. Dyer was repaid. Although Mr. Dyer's affiliate was an original member of Oxbow Credit, Mr. Dyer's affiliate relinquished all interest in Oxbow Credit prior to the date on which the Fund invested in Oxbow Credit. A similar arrangement existed with respect to the formation of Kamaas and the Fund's investment of $34,140 in Kamaas.

        When counsel for the Fund reviewed the Fund's investment in Oxbow Credit and Kamaas with Mr. Dyer and the Board, a question arose as to whether, because of Mr. Dyer's involvement in the formation of these entities, the investments might be governed by the statutes and rules of the Investment Company Act of 1940 concerning affiliate transactions. Rather than attempt to resolve the uncertain issue of whether the investments were subject to the applicable statutes and rules, the Board and Mr. Dyer decided that the transactions would be rescinded and the Fund's investments in Oxbow Credit and Kamaas would be returned. Mr. Dyer has informed the Board that he is assisting Oxbow Credit and Kamaas in securing other capital in order to return the monies invested by the Fund as soon as practicable with the objective of concluding the transaction by the end of the fiscal quarter, December 31, 2000.

--------------------------------------------------------------------------------

The Oxbow Fund, LLC

        B.  POST-EFFECTIVE AMENDMENT


        The Fund intends to file a post-effective amendment to its Registration Statement on Form N-2 with the Securities and Exchange Commission to update certain information including financial statements regarding the Fund. As part of this process, the Fund has requested its new auditors to re-certify the financial statements in the Registration Statement. Until the SEC review of the post-effective amendment is completed, the Fund has decided to suspend temporarily the sale of units in the Fund.

        It is the Fund's intention to resume selling shares immediately upon the effectiveness of the post-effective amendment.

        C.  INVESTMENT MANAGER REGISTRATION

        The Fund recently learned that, through a clerical error, the Investment Manager's investment advisor registration with the SEC was not effective. (The Investment Manager has been registered in 24 states since October, 1999.) The Investment Manager of the Fund used an outside service to file its registration with the SEC and had received confirmation from the outside service that the registration had been filed and had also been renewed. The Investment Manager recently learned, however, that documents filed on its behalf by the outside service were not properly filed with the SEC and, therefore, the registration was not effective. When the Investment Manger learned of this situation, it immediately refiled its registration application with the SEC and its registration became effective on November 2, 2000. Management of the Fund does not believe that the inadvertent failure of the Investment Adviser to be registered with the SEC has had a material effect of the Fund or its investments.


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit No. (27.1) Financial Data Schedule (for EDGAR filing purposes only).

        (b) The Fund did not file any reports on Form 8-K during the quarter ended September 30, 2000. The Fund changed its accounting firm from Moss Adams to Rothstein, Kass & Company, P.C., as disclosed in Reports on Form 8-K filed by the Fund on October 30, 2000 and November 8, 2000.

        None.

--------------------------------------------------------------------------------

The Oxbow Fund, LLC

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Oxbow Fund, LLC
a New Jersey limited partnership


By:  /s/ Daniel D. Dyer                                 Date: November 20, 2000
     ----------------------------
     Daniel D. Dyer, Chairman and
     Chief Executive Officer

By:  /s/ Joseph Musumeci                                Date: November 20, 2000
     ----------------------------------------
     Joseph Musumeci, Chief Financial Officer
     and Vice President



--------------------------------------------------------------------------------