Form 10-Q/A
period 2000-06-30
OXBOW FUND LLC
filed 2001-03-06
CIK 1095924

FORM 10-Q/A
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

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

Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information

A.  INVESTMENTS IN OXBOW CREDIT AND KAMAAS

     Two entities in which the Fund invested subsequent to June 30, 2000, Oxbow Credit Company, LLC ("Oxbow Credit") and The Kamaas Group ("Kamaas"), were formed with the assistance of Dan Dyer, the Chief Executive Officer of the Fund. Oxbow Capital Partners, LLC, an affiliate of Mr. Dyer (the "Affiliate"), loaned start-up capital to these entities. The Affiliate loaned approximately $535,000 to Oxbow Credit and approximately $86,000 to Kamaas. To date, approximately $236,000 of the loan by the Affiliate to Oxbow Credit was repaid by Oxbow Credit to the Affiliate without interest. No portion of the loan by the Affiliate to Kamaas has been repaid to Kamaas. Although the Affiliate was an original member of Oxbow Credit, the Affiliate relinquished all interest in Oxbow Credit prior to the date on which the Fund invested in Oxbow Credit. A similar arrangement existed with respect to the formation of Kamaas.

     When counsel for the Fund reviewed the Fund's investment in Oxbow Credit and Kamaas with Mr. Dyer and the Board, a question arose as to whether, because of Mr. Dyer's involvement in the formation of these entities, the investments might be governed by the statutes and rules of the Investment Company Act of 1940 concerning affiliate transactions. Though it has not been determined that the subject statutes and rules are applicable to the transactions, the Board and Mr. Dyer have decided to rescind the investments. Mr. Dyer is assisting Oxbow Credit and Kamaas in securing other capital in order to return the monies invested by the Fund as soon as practicable. The Fund invested a total of $489,186 in Oxbow Credit and $60,000 in Kamaas. As of February 20, 2001, $108,650 of the Fund's investment in Oxbow Credit and the Fund's entire investment in Kamaas have been returned to the Fund.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     None.

     (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2000.

     The Fund did not file any reports on Form 8-K during the quarter ended June 30, 2000. The Fund changed its accounting firm from Moss Adams LLP to Rothstein, Kass & Company, P.C., as disclosed in Reports on Form 8-K filed by the Fund on October 30, 2000 and November 8, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Oxbow Fund, LLC
a New Jersey limited partnership

By: /S/ Daniel D. Dyer                                  Date: February 17, 2001
   ----------------------------                               -----------------
   Daniel D. Dyer, Chairman and
   Chief Executive Officer


By: /S/ Joseph Musumeci                                 Date: February 20, 2001
   ----------------------------------------                   -----------------
   Joseph Musumeci, Chief Financial Officer
   and Vice President

                                 OXBOW FUND, LLC
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS
                                 AND INDEPENDENT
                           ACCOUNTANTS' REVIEW REPORT

                                  JUNE 30, 2000

Oxbow Fund, LLC
(A Development Stage Company)

CONTENTS

================================================================================


Independent Accountants' Review Report                                    F-1

Financial Statements
   Statement of Assets, Liabilities and Members' Deficit                  F-2
   Statement of Operations                                                F-3
   Statement of Changes in Members' Deficit                               F-4
   Statement of Cash Flows                                                F-5
   Notes to Financial Statements                                    F-6 - F-9

1177 Avenue of the Americas                      Rothstein, Kass & Company, P.C.
New York, N.Y. 10036-2714                           Certified Public Accountants


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Oxbow Fund, LLC
(A Development Stage Company)


We have reviewed the accompanying statements of assets, liabilities and members' deficit, statements of operations, changes in members' deficit and cash flows of Oxbow Fund, LLC (a development stage company) as of June 30, 2000, and for the three months then ended and the period of September 15, 1999 (date of inception) through June 30, 2000. These financial statements are the responsibility of the Fund's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with auditing principles generally accepted in the United States of America.


                                   /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
January 10, 2001

Oxbow Fund, LLC
(A Development Stage Company)

STATEMENT OF ASSETS, LIABILITIES AND MEMBERS' DEFICIT (UNAUDITED)

================================================================================
June 30, 2000
--------------------------------------------------------------------------------


ASSETS

Cash                                                               $ 125,773
Deferred offering costs                                              136,058
                                                                   ---------

                                                                   $ 261,831
                                                                   =========

LIABILITIES AND MEMBERS' DEFICIT

Liabilities
Accounts payable                                                   $ 222,476
Accrued expenses                                                     104,636
                                                                   ---------
                                                                     327,112

Members' deficit, accumulated during development stage               (65,281)
                                                                   ---------

                                                                   $ 261,831
                                                                   =========


Membership interest outstanding                                        2,180
                                                                   ---------

Members' deficit per unit                                          $  (29.95)
                                                                   =========


See accompanying notes to financial statements.                            F - 2

STATEMENT OF OPERATIONS (UNAUDITED)


================================================================================
For the periods
--------------------------------------------------------------------------------

                                                            September 15,
                                          Three months      1999 (date of
                                              ended         inception) to
                                            June 30,          June 30,
                                              2000              2000
                                          ------------      -------------

Expenses
 Officers compensation                     $  75,000         $  75,000
 Professional fees                             8,000            75,027
 Travel                                       10,000            20,000
 Management fees                               1,376             1,376
 Other                                         9,207             9,227
                                           ---------         ---------

Net loss                                   $(103,583)        $(180,630)
                                           =========         =========


See accompanying notes to financial statements.                            F - 3

Oxbow Fund, LLC
(A Development Stage Company)

STATEMENT OF CHANGES IN MEMBERS' DEFICIT (UNAUDITED)

========================================================================================
Periods ended March 31, 2000 and June 30, 2000
----------------------------------------------------------------------------------------

                                                                     Units       Amount

     Members' capital, September 15, 1999 (date of inception)                  $      --

     Issuance of units, net of offering expenses
      and sales charges of approximately $48,000                     1,000        52,090

     Net loss                                                                    (77,047)
                                                                    ---------------------

     Members' deficit, March 31, 2000                                1,000       (24,957)

     Issuance of units, net of offering expenses
      of and sales charges approximately $55,000                     1,180        63,259

     Net loss                                                                   (103,583)
                                                                    --------------------

     Members' deficit, June 30, 2000                                 2,180     $ (65,281)
                                                                    ====================


See accompanying notes to financial statements.                            F - 4

Oxbow Fund, LLC
(A Development Stage Company)

STATEMENT OF CASH FLOWS (UNAUDITED)

==============================================================================================
For the periods
----------------------------------------------------------------------------------------------

                                                                                 September 15,
                                                                Three months     1999 (date of
                                                                    ended        inception) to
                                                                  June 30,         June 30,
                                                                    2000             2000
                                                               -------------     -------------
    Cash flows from operating activities
     Net loss                                                    $(103,583)       $(180,630)
     Adjustments to reconcile net loss to
      net cash provided by (used in) operating activities:
       Changes in operating assets and liabilities:
        Accounts payable                                            62,214          222,476
        Accrued expenses                                            19,636          104,636
                                                                 ---------        ---------

    Net cash provded by (used in) operating activities             (21,733)         146,482
                                                                 ---------        ---------

    Cash flows from financing activities
     Proceeds from the issuance of membership units, net
        of offering expenses and sales charges                      63,259          115,349
     Payments for deferred offering costs                          (15,747)        (136,058)
                                                                 ---------        ---------

    Net cash provided by (used in) financing activities             47,512          (20,709)
                                                                 ---------        ---------

    Net increase in cash                                            25,779          125,773

    Cash, beginning of period                                       99,994               --
                                                                 ---------        ---------

    Cash, end of period                                          $ 125,773        $ 125,773
                                                                 =========        =========


See accompanying notes to financial statements.                            F - 5

Oxbow Fund, LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

1.   Nature of operations and
      summary of significant
      accounting policies           Nature of Operations

                                    The Oxbow  Fund,  LLC (a  development  stage
                                    company)   (the  "Fund")  is  a  New  Jersey
                                    limited   liability   company  organized  on
                                    September 15, 1999.  The Fund has elected to
                                    be  regulated  as  a  "business  development
                                    company" under the  Investment  Company Act,
                                    which  means  that  it is  required  to make
                                    certain types of investments  and must offer
                                    "significant  managerial   assistance",   as
                                    defined in the prospectus, to many of the companies in which it intends to invest.

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

                                    Financial Statements

                                    The   accompanying    unaudited    financial
                                    statements of the Fund have been prepared in
                                    accordance  with  the  instructions  to Form
                                    10-Q   and  do  not   include   all  of  the
                                    information   and   footnotes   required  by
                                    generally  accepted  accounting  principles.
                                    All adjustments that are of a normal and recurring nature and, in the opinion of the Fund's management, necessary for a fair presentation have been included.

                                    Development Stage

                                    The Fund is in the development stage as defined in statement of Financial Accounting Standards No. 7 "Accounting and Reporting for Development Stage Enterprises". To date, the Fund has not generated revenues and devoted its efforts to various start-up activities including development and capital raising.

                                    Valuation of Investment in Private Equities

                                    Privately-placed  securities will be carried
                                    at fair values  determined  in good faith by
                                    or  under  the  direction  of the  Board  of
                                    Directors. Generally, the fair value of each
                                    security will  initially be based  primarily
                                    upon its  original  cost to the  Fund.  Cost
                                    will be the primary factor used to determine
                                    fair  value  on  an  ongoing   basis   until
                                    significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation.

Oxbow Fund, LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


1.   Nature of operations and
      summary of significant
      accounting policies
      (continued)                   Deferred offering costs

                                    The Fund has deferred professional and other
                                    fees incurred in connection  with a proposed
                                    public   offering.   If  the   offering   is
                                    complete, these costs will be charged to members' capital (Note 5).

                                    Income taxes

                                    The Fund does not record a provision for income taxes because the individual members report their share of the Fund's income or loss on their individual income tax returns.

                                    Use of Estimates

                                    The  preparation of financial  statements in
                                    conformity   with   accounting    principles
                                    generally  accepted in the United  States of
                                    America   requires    management   to   make
                                    estimates  and  assumptions  that affect the
                                    amounts    disclosed   in   the    financial
                                    statements. Actual results could differ from those estimates.


2.   Members' deficit               The Fund is offering up to 250,000  units of
                                    ownership   interests  in  the  Fund  in  an
                                    aggregate amount of up to $25,000,000. As of
                                    June  30,   2000  there  were  2,180   units
                                    outstanding. The minimum investment in the Fund is 20 units at $100 per unit. The units are being offered and sold through C.J.M.
                                    Planning Corp., a registered Broker-Dealer and an affiliate of the Investment Manager, who receives a 7% sales charge per unit sold. The offering will terminate on August
                                    31, 2001, unless terminated earlier at the discretion of the Fund's Board of Directors.

                                    The Fund's  fiscal  year-end is December 31.
                                    The Fund will continue until March 31, 2010, subject to the right of the Fund's Board of Directors to extend the term for up to two additional two-year periods.

                                    As of June 30,  2000,  the Fund has incurred
                                    approximately  $230,000 of offering costs of
                                    which   approximately   $94,000   has   been
                                    allocated to the 2,180 units of issued capital and approximately $136,000, has been deferred.

Oxbow Fund, LLC
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

================================================================================


3.   Investment advisory and
      operating agreements          The Investment  Manager is  responsible  for
                                    oversight    of   asset    management    and
                                    administration  of the  Fund.  The Fund pays
                                    the Investment  Manager an annual management
                                    fee   equal  to  2.5%  of   total   investor
                                    "adjusted capital contributions", as defined
                                    in  the  prospectus,  payable  quarterly  in
                                    arrears.   The  Fund   will   also  pay  the
                                    Investment  Manager  an  annual  fee for its
                                    services  as fund  administrator  which will
                                    equal  approximately  .25% of total investor
                                    "adjusted capital contributions", as defined
                                    in the prospectus.  Additionally,  after the
                                    members  (including the Investment  Manager)
                                    have received  aggregate  distributions from
                                    the  Fund  equal  to  the  amount  of  their
                                    initial  investments  in the Fund,  the Fund
                                    will   pay   the   Investment   Manager   an
                                    "incentive   fee",   as   defined   in   the
                                    prospectus.  The  incentive  fee will become
                                    payable  commencing  with the fiscal year of
                                    the Fund during which  members have received
                                    such  distributions  equal to their  initial
                                    investments   and  for  each   fiscal   year
                                    thereafter. The amount of the fee will equal
                                    20% of the taxable income of the Fund during the relevant fiscal year (calculated without giving effect to payment of the incentive fee) less unrealized capital depreciation for the year.

                                    For the three months ended June 30, 2000 and the period of September 15, 1999 (date of inception) through June 30, 2000, accrued management fees payable to the Investment manager were approximately $1,400.


4.   Restatement of unaudited       As  previously  reported  in the Fund's June
      financial statements          30,  2000  unaudited  financial   statements
                                    included  in Form 10-Q,  filed on August 14,
                                    2000, the Fund charged all professional fees
                                    in   connection   with   the   offering   to
                                    operations. The Fund has now determined that those fees should have been charged directly to equity or deferred. Also, additional accruals were made to capture all expenses that were incurred prior to June 30, 2000.

                                    Net loss previously  reported of $83,093 was
                                    reduced by $102,651  and charged to members'
                                    equity.  The net loss was further reduced by
                                    $136,058   and   capitalized   as   deferred
                                    offering costs. In addition, accruals of $336,246 where made for additional expenses uncovered during the review.

                                    As a  result,  the June 30,  2000  unaudited
                                    financial statements have been restated from
                                    amounts  previously   reported  to  properly
                                    reflect these transactions.

Oxbow Fund, LLC
(A Development Stage Company)


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

4.  Restatement of unaudited
     financial statements
     (continued)                    A summary of the significant  effects of the
                                    restatement is as follows:


                                                        As
                                                    Previously            As
                                                     Reported          Restated
June 30, 2000
  Assets:
    Cash                                            $ 125,773         $ 125,773
     Prepaid expenses                                   9,207
     Deferred offering costs                                            136,058
                                                    ---------------------------

                                                    $ 134,980         $ 261,831
                                                    ===========================

  Liabilities:
    Accounts payable                                $ 235,341         $ 222,476
    Accrued expenses                                                    104,636
                                                    ---------------------------

                                                      235,341           327,112

  Members' deficit                                   (100,361)          (65,281)
                                                    ---------------------------

                                                    $ 134,980         $ 261,831
                                                    ===========================

September 15, 1999
  (Date of Inception)
  to June 30, 2000
  Net loss                                          $ (83,093)        $(180,630)
                                                    ===========================

Membership interest outstanding                         2,180             2,180
                                                    ---------------------------

Net loss per unit                                   $  (38.12)        $  (82.86)
                                                    ===========================



5.  Subsequent event                As of October 31, 2000,  the Fund has issued
                                    an   additional   9,774  units  of  members'
                                    capital   resulting   in  net   proceeds  of
                                    approximately $909,000.