Form 10KSB
period 2000-12-31
OXBOW FUND LLC
filed 2001-04-17
CIK 1095924

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                    Commission file number: 000-29945
December 31, 2000

                               THE OXBOW FUND, LLC
                 (Name of small business issuer in its charter)

New Jersey                                                   22-09695
(State or other jurisdiction                                 (I.R.S. Employer
 of incorporation or organization)                           Identification No.)


223 Wanaque Avenue, Pompton, New Jersey                         07442
(Address of Principal Executive Offices)                      (Zip Code)

        Issuer's telephone number, including area code: (973) 831-8020

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year = None.

The aggregate price for Units held by nonaffiliates of the Issuer was approximately $1,391,400.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

                                TABLE OF CONTENTS


PART I

    Item 1.  Description of Business...........................................1
    Item 2.  Description of Properties.........................................7
    Item 3.  Legal Proceedings.................................................7
    Item 4.  Submission of Matters to a Vote of Security Holders...............7

PART II

    Item 5.  Market For the Registrant's Common Equity
              and Related Stockholder Matters..................................8
    Item 6.  Management's Discussion and Analysis..............................8
    Item 7.  Financial Statements............................................F-1
    Item 8.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................11

PART III

    Item 9.  Directors and Executive Officers of the Registrant...............13
    Item 10. Executive Compensation...........................................15
    Item 11. Security Ownership of Certain Beneficial Owners and Management...16
    Item 12. Certain Relationships and Related Transactions...................16
    Item 13. Exhibits, List and Reports on Form 8-K...........................17

Exhibit Index.................................................................

                                     PART I

Item 1. Description of Business

     The Oxbow Fund, LLC (the "Fund") is a non-diversified, closed-end business development company, organized on September 15, 1999 as a New Jersey limited liability company. The Fund is primarily in the business of venture capital, although it may make other types of investments. Generally, the business of venture capital is providing growth capital to emerging growth companies and actively helping to build those companies. In the past twenty years, venture capital has become a multibillion dollar industry that is recognized as a significant source of the country's recent economic growth. The principal reasons for this dramatic growth have been (i) the venture capital industry's investment rate of return and (ii) the industry's ability to demonstrate that the high risks of loss inherent in investing in unproven companies can be significantly mitigated through investing in a number of companies in a diversified portfolio, and through active professional management of the investments in the individual companies. Historical industry performance is not an indication of future industry performance or of the Fund's performance.

     The Fund is offering through C.J.M. Planning Corp. ("CJM Planning"), a company affiliated with C.J.M. Asset Management, LLC, the Fund's Investment Manager, and any other brokers selected by CJM Planning to participate in soliciting prospective purchasers of the Units, $25,000,000 of limited liability company interests in the form of 250,000 Units at a price of $100 per Unit. The minimum investment required of each Investor is 20 Units ($2,000). The Investment Manager has purchased 1,000 Units ($100,000). The offering period commenced in June, 2000 and will terminate at the discretion of the Fund's Board of Directors but in no event later than December 31, 2002. As of April 13, 2001, the Fund accepted subscriptions for 14,914 Units which provided net proceeds of $1,394,002 (before deducting professional fees incurred in connection with the Fund's offering of approximately $424,000) to the Fund after payment of the 7% sales charge in the amount of $97,398 to CJM Planning. The Fund has suspended sales of its Units because the registration of the Units has lapsed. The Fund is preparing a Post-Effective Amendment (the "Post-Effective Amendment") to its Registration Statement (see below) in order to reinstate the effectiveness of the Registration Statement.

     Although C.J.M. Asset Management, LLC (the "Investment Manager") intends to utilize many of the risk management and investment strategies common to the industry, there can be no assurance that the Investment Manager will be successful in implementing such strategies. If the Investment Manager is unable to diversify the Fund's investments, the Fund will be more likely to be adversely affected by a single investment.


Investment Objective and Principal Strategies

Long-Term Capital Appreciation

     The Fund's investment objective is to seek long-term capital appreciation. Income is not an objective. There can be no assurance that the Fund will achieve its investment objective.

Types of Investments by the Fund

     To achieve its objective, the Fund will invest the Fund's assets primarily in equity securities of private U.S. companies seeking capital for start-up operations, business expansion, product development and/or strategic acquisition opportunities. The Fund may invest in companies of any size, but generally expects to invest in small to medium-sized companies with annual revenues or projected annual revenues in the $2 million to $100 million range. However, the Fund may invest in companies with zero or negative revenues, or in companies that have positive revenues but negative profits. The Fund may also use up to 10%, in each case, of the Fund assets (calculated at the conclusion of the Fund's offering, once all of the $25,000,000 is raised) to invest in commercial real estate, corporate debt securities or the equity, debt or assets of companies of any size which are reorganizing, seeking capital for debt or equity restructuring or facing financial difficulties, including companies in default on current obligations or with insufficient capital to the Fund current operations. The Fund will invest at least 70% of the Fund's assets in eligible portfolio companies. The remaining 30% of the Fund's assets, if not otherwise invested, will be temporarily invested in short-term government securities or insured deposits and reserved for follow-up investments in portfolio companies.

     The Fund does not expect to concentrate the Fund's investments in any particular industry or geographic region. However, the Fund may concentrate the Fund's investments in a particular industry or geographic region in order to take advantage of favorable economic conditions or trends in such an industry or area. If the Fund elects to concentrate the Fund's investments in a certain industry or geographic region, a downturn in such industry or region would likely have an adverse affect on the Fund's investments. Additionally, if the Fund's investments are concentrated, the Fund will have less diversification and it will be more likely that the Fund's overall investment return will be adversely affected by poor economic conditions in a single industry or geographic region.

     The Fund will not limit the amount of any particular investment made by the Fund. However, the Fund does not intend to invest more than 25% of the Fund's total assets in the securities of any one company (calculated at the conclusion of the Fund's offering, once all of the $25,000,000 is raised).

     The Fund will not issue senior securities, participate in short sales, purchase securities on margin or write put or call options. Additionally, the Fund will not underwrite securities of other issuers or purchase or sell commodities or commodity contracts.

Temporarily Invested Funds

     Before investment, the Fund will invest all funds in short-term government securities or in insured deposits with term deposit rates. The Fund has not fixed a particular date by which it will fully invest the proceeds from the Fund's offering, however, it anticipates that all such proceeds will be invested within 24 months of the date of the Fund's Post Effective Amendment to the Fund's N-2 Registration Statement filed on November 15, 1999 ("Registration

Statement"). Investment capital will not be segregated or held separate from other capital of the Fund pending investment.

Investment Concentration

     As a non-diversified investment company, the Fund faces few regulatory restrictions on the proportion of its total assets it may invest in the securities of any one company, or on the proportion of its total assets it allocates to control interests in companies. However, the Fund does not intend to invest more than 25% of its total assets in the securities of any one company (calculated at the conclusion of the Fund's offering, once all of the $25,000,000 is raised). Similarly, the Fund does not intend to invest more than 75% of its total assets in controlling interests of companies (calculated at the conclusion of the Fund's offering, once all of the $25,000,000 is raised).

Use Of Leverage

     The Fund is permitted to use leverage (i.e., borrowed funds) to raise all or a portion of the funds required to make follow-on investments and to meet operating expenses. Such borrowing would normally occur in the later years of the Fund operations when the Fund's portfolio may have value but no liquidity. The Fund may also borrow funds during the offering period to allow it to participate in investment opportunities in anticipation of additional capital contributions. Generally, the Fund will not otherwise incur indebtedness except as a temporary measure for extraordinary or emergency purposes. The Fund will not borrow in an amount in excess of 50% of Investors' aggregate capital contributions. Leverage involves certain risks for Investors.

     The terms of any such borrowings may contain provisions, which limit certain activities of the Fund, including the making of distributions to Investors. The terms of such borrowings also may grant lenders certain voting rights in the event of default in the payment of amounts due. Payments of interest and fees incurred in connection with arranging such financings by the Fund will reduce the amount of assets available for distributions to Investors.

Average Investment.

     Although the Fund expects that, ultimately, its average investments will exceed $1,000,000, to date, the Fund has invested less than $500,000 in each of its investments, in an effort to maintain some diversification, given the amount that the Fund has raised to date from its Investors.

Follow-On Investments

     After the Fund's initial investment in a company or its assets or indebtedness, the Fund anticipates that it will typically provide additional or "follow-on" investments in the same company or opportunity. Follow-on investments may be made pursuant to an agreement to acquire additional securities or otherwise to increase our ownership position in a successful or promising investment. The Fund may also be called upon to provide follow-on investments for a number of other reasons, including providing additional capital to a company to implement the company's business plan, to develop a new line of business, or to recover from unexpected business problems.

Investment Decisions Based Upon Extensive Firm-Level Research

     The Fund will use a bottom-up investment selection approach. This means that the Investment Manager and its representatives will research specific companies to find those companies that the Investment Manager believes offer the greatest prospects for future growth. In selecting individual investments, the Fund will look for companies that the Investment Manager believes display or are expected to display:

     o    growth prospects

     o    high profit margins or return on capital

     o    attractive valuation relative to expected earnings or cash flow

     o    quality management

     o    unique competitive advantages

The Fund May Change Its Investment Strategies

     The Fund may change any of the investment strategies outlined above, and may change the definition of small and medium-sized companies, if the Fund's Board of Directors believes doing so is consistent with the Fund's investment objective of long-term capital appreciation. The Fund's investment objective is a fundamental policy and may not be changed without the approval of Investors.

     The amount of funds committed to an investment and the percentage of ownership interest received from investments will vary depending on the maturity of the company, the quality and completeness of the management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return.

Investment Activity

Portfolio Investment Transactions

     After July 1, 2000, the Fund began making investments into the following companies, Kaboombooks.com, which is a seller of scholarly books and Detechtion Technologies, which is a software company that monitors the efficient use of natural gas.

     Through April 13, 2001 the amount which the Fund has invested in each entity and the Fund's percentage of ownership of the entity are as follows:

                                    Amount Invested        Percentage Ownership

Kaboombooks.com                     $453,200               100%
Detechtion Technologies             $107,500               15.24%

     The Fund made investments in Oxbow Credit Company, LLC ("Oxbow Credit"), which is a credit facilitation company providing lending and leasing and, The Kamaas Group ("Kamaas"), which is a marketing, advertising, graphics and public relations firm. These investments have since been recharacterized as notes receivable, because the Fund has made the determination that the investments should be recinded. See "Investment Activity - Sale Back."

     As of December 31, 2000, the fair value of the investments was based upon the initial cost of the investment since no significant developments or other factors affecting the investment have occurred through that date.

Sale Back

     Oxbow Credit and Kamaas were formed with the assistance of Dan Dyer, the Chief Executive Officer of the Fund. An affiliate of Mr. Dyer, Oxbow Capital Partners, LLC ("Oxbow Capital"), loaned start-up capital to these entities. Oxbow Capital loaned approximately $535,000 to Oxbow Credit and approximately $86,000 to Kamaas. Approximately $236,000 of the loan by Oxbow Capital has been repaid by Oxbow Credit to Oxbow Capital without interest. No portion of the loan by Oxbow Capital to Kamaas has been repaid by Kamaas. Although Oxbow Capital was an original member of Oxbow Credit, Oxbow Capital relinquished all interest in Oxbow Credit prior to the date on which the Fund invested in Oxbow Credit. A similar arrangement existed with respect to the formation of Kamaas.

     When counsel for the Fund reviewed the Fund's investment in Oxbow Credit and Kamaas with Mr. Dyer and the Board, a question arose as to whether the investments might be governed by the statutes and rules of the Investment Company Act of 1940 concerning affiliate transactions since Mr. Dyer was involved in the formation of these entities. Although it has not been determined that the subject statutes and rules are applicable to the transactions, the Board and Mr. Dyer decided that the transaction should be reversed and that Oxbow Credit and Kamaas should return to the Fund the Fund's investments in Oxbow Credit and Kamaas. The Fund invested a total of $465,536 in Oxbow Credit and $60,000 in Kamaas. The Fund has reached an agreement with both Kamaas and Oxbow Credit to terminate its interests in both companies. The agreement with Kamaas provided that the Fund would sell back to Kamaas the Fund's interests in Kamaas for the exact amount the Fund purchased it for which was for $60,000, and the agreement with Oxbow Credit provided that the Fund would sell back to Oxbow Credit the Fund's interest in Oxbow Credit for the exact amount the Fund purchased it for which was for $465,536 (the "Sale Back"). As of April 13, 2001, Kamaas has paid the Fund $60,000 and Oxbow Credit has paid the Fund $85,000. As of April 13 2001, no additional amounts have yet been repaid by Oxbow Credit.

     Since Oxbow Credit's operations do not generate any net cash at this time, the only expected source for the payment for the Sale Back will be new investments in Oxbow Credit from new investors. Oxbow credit is currently negotiating agreements with prospective investors, however, as of April 13, 2001, no agreements have been signed. There can be no assurance that all or any part of these new investments will be made and, therefore, there is a significant risk that the Fund will not be repaid at least some portion of the $380,536. The $380,536 represents over 244% of the Fund's members' equity as of December 31, 2000 and, if the Sale Back does not occur, it constitutes a material loss of the Fund's capital and severely reduces the Fund's ability to make new investments and, perhaps, earn a profit for its Investors.

     Under both the limited liability law and insolvency law, there is a serious risk that, if a company is insolvent or unable to pay its debts, it cannot redeem interests from its owners and also its creditors may seek to void repayments made to any creditors at the expense of other creditors. Thus, if either Kamaas or Oxbow Credit were found to be insolvent or unable to pay its debts, the Fund may have to pay back any amounts that it has received from the Sale Back. This would be very damaging to the Fund, particularly if this occurs at a time when the Fund does not have liquid assets. There is no way to predict what the adverse effects to the Fund would be in such an event.

Management

     The Fund is managed by the Investment Manager. CJM Planning serves as "Distributor" for the offering of Units. CJM Planning is a registered Broker-Dealer and an affiliate of the Investment Manager. Daniel D. Dyer, an Affiliated Director and Officer of the Fund, is the Chairman of the board of directors of the Investment Manager and CJM Planning. S. Charles Musumeci, Jr. and Joseph C. Musumeci, both Affiliated Directors and Officers of the Fund, are officers and directors of the Investment Manager and CJM Planning. The Investment Manager's and CJM Planning's principal business address is 223 Wanaque Avenue, Pompton Lakes, New Jersey 07442.

     CJM Planning, and any other brokers selected by CJM Planning to participate in the offering have agreed to use their "best efforts" to sell the Units. None of these brokers are obligated to purchase Units and resell them or to sell any or all of the Units, and none of them will act as a market maker with respect to the Units. CJM Planning and any other brokers participating in the offering will not sell Units to a discretionary account without prior specific written approval from the potential investor. Participating brokers in the offering will offer and sell Units on the same terms and conditions as CJM Planning. CJM Planning and any selected brokers who arrange sales of Units will receive a sales charge equal to $7 per Unit pursuant to a Distribution Agreement between the Fund and CJM Planning. There is no sales charge on the Units purchased by the Investment Manager. CJM Planning and any participating brokers will also be reimbursed for their accountable expenses associated with their due diligence of the Fund.

     The Fund expects to incur and pay marketing expenses associated with the offer and sale of Units. The payment of some or all of these expenses may be deemed to constitute compensation to CJM Planning and any other distributors participating in the offer and sale of Units. In any event, the total of all selling compensation to CJM Planning and other distributors, including the 7% sales charge and any other forms of compensation, will not exceed 10% of the gross proceeds of the sale of Units, and the aggregate amount of accountable expenses reimbursable by the Fund to CJM Planning and any other distributors for their due diligence of the Fund will not exceed .5% of such gross proceeds.

     Participating brokers and their controlling persons, are indemnified by the Fund against certain liabilities, including liabilities under the Securities Act of 1933. As of April 13, 2001, no brokers other than CJM Planning have agreed to participate in the offer and sale of Units.

Employees

     The Fund currently has no employees, with the exception of the officers of the Fund. See "Item 10. Executive Compensation."

Item 2. Description of Properties

     The Fund does not rent or own any real estate. The Fund's operations are conducted through the offices of its Investment Manager.

Item 3. Legal Proceedings

     The Fund is not currently involved in any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Fund's public offering commenced in June, 2000. The Fund's registration is currently suspended and the Fund is in the process of preparing a Post-Effective Amendment to its Registration Statement to reinstate its registration. There is no trading market for the Fund's Units.

     The Fund does not pay current distributions.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Fund's financial condition and results of operations should be read in conjunction with its financial statements and notes thereto appearing elsewhere herein.

Results of Operations

     From inception (September 15, 1999) to December 31, 1999, the Fund was still in its development stage and had no material transactions. Net loss for the year ended December 31, 2000 was approximately $813,000. The Fund's officers commenced researching investment opportunities in May 2000 and invested approximately $451,000 during the year ended December 31, 2000. The investments (noted below) were made to seek long-term appreciation and accordingly, no revenue or income from these investments were generated for the year ended December 31, 2000.

Portfolio  Investment  Transactions

     After July 1, 2000 the Fund began making investments into the following companies: Kaboombooks.com, which is a seller of scholarly books, and Detechion Technologies, LLC, which is a software company that monitors the efficient use of natural gas.

     As of December 31, 2000 the amount which the Fund has invested in each entity and the Fund's percentage of ownership of the entity are as follows:

                                       Amount Invested      Percentage Ownership

Kaboombooks.com                        $ 343,350            100%
Detechtion Technologies, LLC             107,500            15.24%

     As of December 31, 2000, the fair value of the investments was based upon the initial cost of the investment since no significant developments or other factors affecting the investment have occurred through that date.

     As discussed in Part I, the Fund converted its investments in Oxbow Credit and Kamaas aggregating approximately $526,000 to notes receivable.

     To date, the Fund has received $145,000 in proceeds from repayment of the notes receivable. In addition, Oxbow Credit has entered into a term sheet with an investor to raise capital of approximately $460,000, the proceeds of which will be used to repay the remaining balance of the notes receivable of approximately $380,000.

Liquidity and Capital Resources

     During the year ended December 31, 2000, the Fund issued approximately 14,914 units to new members of the Fund resulting in net proceeds of approximately $970,000. Cash at December 31, 2000, was approximately $21,000. Management's plans include raising capital through the sale of additional membership units after completing and filing its Post-Effective Amendment so as to enable the Fund to raise additional funds from investors in order to broaden and diversify its investment portfolio. The Fund expects that the reinstatement of its registration will be accomplished by June 30, 2001, and that its offering will re-commence at that time. The offering period originally commenced in June 2000 and will terminate at the discretion of the Fund's Management but in no event later than December 31, 2002. Management's plans also include deferring the payment of officers' salaries until the Fund's net capital paid in on membership units aggregates $3,000,000. Long-term liquidity is dependent on the Fund's ability to raise capital and attain profitable operations. If the Fund has additional funds available once its offering re-commences, the Fund expects to continue with its investment program as described under the heading, "Investment Objective and Principal Strategies" above.

Forward Looking Statements

     Certain statements in this Annual Report on Form 10-KSB, under the sections "Management Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Fund to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to the Fund's future profitability and the Fund's ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in the Fund's existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Fund assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.

Item 7 Financial Statements


INDEPENDENT AUDITORS' REPORT


To the Members and Board of Directors of The Oxbow Fund, LLC



We have audited the accompanying statements of assets and liabilities of The Oxbow Fund, LLC, including the schedule of portfolio investments, as of December 31, 2000, and the related statements of operations, changes in members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical examination of all securities owned as of December 31, 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Oxbow Fund, LLC as of December 31, 2000 and the results of its statements of operations, changes in its members' equity and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the financial statements include investments valued at approximately $451,000 (273% of members' equity), whose values have been estimated by management in the absence of readily ascertainable market values. Because of the inherent uncertainty of valuation, these estimated values may differ significantly from the values that would have been used had a ready market existed, and the differences could be material.



/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 15, 2001, except
paragraph 2 of Note 7
which is as of April 16, 2001

THE OXBOW FUND, LLC

STATEMENT OF ASSETS AND LIABILITIES

================================================================================
December 31, 2000
--------------------------------------------------------------------------------


Assets

Portfolio investments, at fair value                                  $ 450,850
Notes receivable, affiliates                                            525,536
Cash                                                                     20,529
                                                                      ---------

      Total assets                                                      996,915
                                                                      ---------



Liabilities

Accounts payable and accrued expenses                                   375,363
Accrued officers' compensation                                          450,000
Other liabilities                                                        15,000
                                                                      ---------

      Total liabilities                                                 840,363
                                                                      ---------

Members' equity                                                       $ 156,552
                                                                      =========

Analysis of members' equity:
Net capital paid in on membership units                               $ 970,022
Accumulated undistributed loss                                         (813,470)
                                                                      ---------
Members' equity (equivalent to $10.50 per unit based on
  14,914 membership units outstanding)                                $ 156,552
                                                                      =========



See accompanying notes to financial statements.

THE OXBOW FUND, LLC

STATEMENT OF OPERATIONS

================================================================================
For the year ended December 31, 2000
--------------------------------------------------------------------------------


Expenses
  Officers' compensation                                              $ 450,000
  Professional fees                                                     245,367
  Travel                                                                 44,133
  Selling and marketing                                                  46,298
  Management fees                                                        15,350
  Other                                                                  12,322
                                                                      ---------
Net loss                                                              $(813,470)
                                                                      =========


See accompanying notes to financial statements.

THE OXBOW FUND, LLC

STATEMENT OF CHANGES IN MEMBERS' EQUITY

================================================================================
For the year ended December 31, 2000
--------------------------------------------------------------------------------


                                                             Units     Amount

Members' equity, January 1, 2000                                --    $     --

Issuance of units, net of offering expenses
   and sales charges of approximately $521,000              14,914     970,022

Net loss                                                             (813,470)
                                                          --------------------
Members' equity , December 31, 2000                         14,914    $156,552
                                                          ====================


See accompanying notes to financial statements.

THE OXBOW FUND, LLC

STATEMENT OF CASH FLOWS

================================================================================
For the year ended December 31, 2000
--------------------------------------------------------------------------------


Cash flows from operating activities
Net loss                                                              $(813,470)
Adjustments to reconcile net loss to
 net cash used in operating activities:
   Changes in operating assets and liabilities:
    Portfolio investments                                              (450,850)
    Notes receivable, affiliates                                       (525,536)
    Accounts payable and accrued expenses                               375,363
    Accrued officers' compensation                                      450,000
    Other liabilities                                                    15,000
                                                                      ---------

Net cash used in operating activities                                  (949,493)

Net cash provided by financing activities,
  issuance of units, net                                                970,022
                                                                      ---------

Net increase in cash                                                     20,529

Cash, beginning of year                                                      --
                                                                      ---------

Cash, end of year                                                     $  20,529
                                                                      =========


See accompanying notes to financial statements.

THE OXBOW FUND, LLC

SCHEDULE OF PORTFOLIO INVESTMENTS

================================================================================
December 31, 2000
--------------------------------------------------------------------------------

                                       Date of             Number of     % of Members'
Portfolio Company                 Initial Investment      Units/Shares      Equity      Fair Value
-----------------                 ------------------      ------------      ------      ----------
United States of America
------------------------
Membership interests

Technology
  Detechtion Technologies, LLC      October 2000            152,413          68.7%       $107,500


Common Stock

Technology
  Kaboombooks.com, Inc.             October 2000           3,433,503       219.32%        343,350
                                                                                         --------

                                                                                         $450,850
                                                                                         ========


See accompanying notes to financial statements.

THE OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   Nature of operations and summary of significant accounting policies

     Nature of Operations

     The Oxbow Fund, LLC (the "Fund") is a New Jersey limited liability company organized on September 15, 1999. The Fund has elected to be regulated as a "business development company" under the Investment Company Act of 1940. As a result, the Company is required to make certain types of investments and must offer "significant managerial assistance" to many of the companies in which it intends to invest.

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

     Development Stage

     The Fund was organized in New Jersey on September 15, 1999 and prior to December 31, 1999 had no material transactions and therefore was considered a development stage company for financial reporting purposes.

     Valuation of Investment in Private Equities

     Privately placed securities are carried at fair values which was determined in good faith by and under the direction of management. Generally, the fair value of each security is initially based primarily upon its original cost to the Fund. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation. At December 31, 2000, market quotations were not readily available for securities valued at approximately $451,000. Such securities were valued by management. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

THE OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS

================================================================================

1.   Nature  of  operations  and  summary  of  significant  accounting  policies
     (continued)

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

THE OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS

================================================================================

3.   Members' equity

     The Fund is offering up to 250,000 units of ownership interests in the Fund in an aggregate amount of up to $25,000,000. As of December 31, 2000 there were 14,914 shares outstanding. The minimum investment in the Fund is 20 units at $100 per unit. The units are being offered and sold through C.J.M. Planning Corp., a registered broker-dealer and an affiliate of the Investment Manager, who receives a 7% sales charge per unit sold. The offering commenced in June 2000 and will terminate at the discretion of the Fund's Board of Directors but in no event later than December 31, 2002.

     The Fund's fiscal year-end is December 31. The Fund will continue until March 31, 2010, subject to the right of the Fund's Board of Directors to extend the term for up to two additional two-year periods.

4.   Related party transactions

     For the purposes of disclosing related party transactions, "an affiliate" is a company that directly or indirectly has ownership common with that of the Fund.

     The Funds' officers have agreed to defer the payment of their salaries, including accrued officers' compensation of $450,000 at December 31, 2000, until the Fund's net capital paid in on membership units aggregates $3,000,000.

     Other liabilities consist of a $15,000 note payable to the Fund's management company.

     At  December  31,  2000,  notes  receivable,   affiliates  consist  of  the
     following:

          Note receivable, Oxbow Credit
           Company, LLC, interest at
           10% per annum, matures
           August 2001 and secured by
           various assets of the affiliate (Note 7)                     $380,536

          Note receivable, Oxbow Credit
           Company, LLC, non-interest
           bearing and due on demand (Note 7)                             85,000

          Note receivable, Kamaas
           Group, LLC, non-interest
           bearing and due on demand (Note 7)                             60,000
                                                                       ---------
                                                                        $525,536
                                                                       =========

THE OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS

================================================================================

5.   Financial  highlights

     The financial highlights for the year ended December 31, 2000 are as follows:

     Per Unit Operating Performance:

       Net asset value, beginning of year                      $    --

       Contributions                                             65.04

       Net investment loss                                      (54.54)
                                                             ---------

       Net asset value, end of year                            $ 10.50
                                                             =========

     Total Return:                                              (83.86)%

     Supplemental Data:

       Net assets, end of year                                 156,552

       Ratio of expenses to net assets                         519.62%

       Portfolio turnover rate                                   0.00%

6.   Liquidity

     The Fund has incurred a current year loss of approximately $813,000 and has liabilities in excess of assets, excluding portfolio investments, of approximately $294,000 at December 31, 2000. Management's plans include raising capital through the sale of additional membership units. The offering period commenced in June 2000 and will terminate at the discretion of the Fund's Board of Directors but in no event later than December 31, 2002. The Funds' officers have agreed to defer the payment of their salaries, including accrued officers' compensation of $450,000 at December 31, 2000, until the Fund's net capital paid in on membership units aggregates $3,000,000. Long-term liquidity is dependent on the Company's ability to raise capital and attain profitable operations.

7.   Subsequent events

     In January 2001, notes receivable, affiliates aggregating $145,000 were repaid to the Company (Note 4).

     On April 16, 2001, Oxbow Credit Company, LLC entered into a term sheet with an investor to raise capital of $460,000 of which approximately $380,000 will be used to repay the note receivable (Note 4)

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     (a)  Previous Independent Accountants

     (i) On October 23, 2000 Moss Adams LLP (the "Former Accountant") resigned as the Fund's independent public accountant.

     (ii) No reports of the Former Accountant on the financial statements of the Fund contained an adverse opinion or disclaimer of opinion or were qualified or modified as to uncertainty, audit scope or accounting principles.

     (iii) Not applicable.

     (iv) In connection with the only previous audit and interim reviews performed by the Former Accountant, there have been no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Accountant, would have caused them to make reference thereto in their report on the financial statements for the periods covered by the audit and reviews.

     (v) The Fund requested that the Former Accountant furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter was filed the Fund's Form 8-K-A dated November 8, 2000.

     (b)  New Independent Accountant

     On November 1, 2000, the Fund, as authorized by its Board of Directors, engaged Rothstein, Kass & Company, P.C. (the "New Accountant") as its new independent accountant to audit and report on the Fund's financial statements and to act, on a continuing basis, as the Fund's independent accountant.

     During the Fund's two most recent fiscal years or any subsequent interim period prior to engaging the New Accountant, the Fund did not consult the New Accountant regarding either: (i) The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Fund's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event (as those terms are described in Item 304 of Regulation S-K).

     The Fund has requested the New Accountant to review the disclosure set forth in this Form 8-K and has provided the New Accountant the opportunity to furnish the Fund with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the Fund's expression of its views or the respects in which it does not agree with the statements made by the Fund in response to the disclosures. The Accountant has not submitted a letter to the Fund.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

The following table sets forth certain information concerning the Executive Officers and Directors of the Fund.

     Name                      Age     Position
     ----                      ---     --------

     Daniel D. Dyer             46     Chairman, Chief Executive Officer
                                       and Director
     S. Charles Musumeci, Jr.   39     President, Chief Operating Officer and
                                       Director
     Joseph C. Musumeci         41     Executive Vice President, Chief Financial
                                       Officer and Director
     William M. Osborne, III    46     Director
     James L. Sonageri          44     Director
     James P. Burt              40     Director
     Christopher R. Smith       36     Director

     Daniel D. Dyer, Affiliated Director; Chairman and Chief Executive Officer of the Fund; Chairman of the Investment Manager. Mr. Dyer is the President and CEO of Oxbow Capital Partners, LLC, a venture capital firm and an affiliate of the Fund, and currently serves as the President and Managing Director of Oxbow Capital 1999 Company I, LLC, an equity-oriented private company of which Oxbow Capital Partners, LLC is the Managing Member. Since 1981 Mr. Dyer, individually or through one of his affiliates, has been an advisor, principal of, and/or investor in a number of complex transactions including the following: Plush Pippin Corporation (sold in 1992), Augusta Real Estate Development (sold in
1995), Destination Harley-Davidson, LLC (sold in 1998), Ronce Inc., C.J.M. Planning Corporation, Indian Motorcycle Company, Usedbooks.com, LLC, Sterling Capital, LLC, Brandsforless.com, Topia Ventures, LLC and Business Internet Services, Inc. Additionally, Mr. Dyer has served as an advisor to potential business transactions, some of which have been abandoned and others of which have not yet closed, involving the following companies: Nalley's Fine Foods, First Interstate Plaza of Tacoma, Bank Boston of West Palm Beach, Nordstrom Center of Portland, Hyatt Hotels of Salt Lake City and Deer Valley, Jordan El Dam of Park City, B.C. Insurance, Inc., and Lucas Dealership Group. Mr. Dyer is presently, or has served as, a member of the board of directors of Indian Motorcycle Company, Usedbooks.com, LLC, Topia Ventures, LLC and Business Internet Services, Inc. Mr. Dyer studied veterinary medicine through the United States Air Force College at Auburn University and Business, Banking and Finance at Clark College, although he did not receive degrees from those schools.

     S. Charles Musumeci, Jr., Affiliated Director; President and Chief Operating Officer of the Fund; President of the Investment Manager. Mr. Musumeci is the President of C.J.M. Planning Corp., a registered Broker/Dealer and an affiliate of the Fund. C.J.M. Planning is acting as Distributor in connection with the offer and sale of Units in the Fund's offering. Mr. Musumeci obtained his first securities license in 1979. A graduate of Fairleigh Dickinson University, he currently holds several securities licenses. Mr. Musumeci has been involved with the direct and indirect supervision and training of hundreds of independent registered representatives throughout his 19 year career. He currently supervises the general securities principals and daily business operations of C.J.M. Planning Corp. He also supervises the Fund's equity, mutual fund, variable annuity and municipal security product operations. S. Charles Musumeci, Jr. and Joseph C. Musumeci are brothers.

     Joseph C. Musumeci, Affiliated Director; Executive Vice President and Chief Financial Officer of the Fund; Chief Executive Officer of the Investment Manager. Mr. Musumeci is the Chief Executive Officer of C.J.M. Planning Corp. He obtained his first securities license in 1976. A graduate of Fairleigh Dickinson University, Mr. Musumeci has been involved with the direct and indirect supervision and training of hundreds of registered representatives throughout his career. Mr. Musumeci has an extensive accounting background and manages the record-keeping, accounting and day-to-day business operations of C.J.M. Planning Corp. He also supervises C.J.M. Planning's mutual fund and variable annuity product operations. S. Charles Musumeci, Jr. and Joseph C. Musumeci are brothers.

     William M. Osborne, III, Independent Director. Mr. Osborne is the President of McKinley Capital Partners, Ltd. Mr. Osborne founded McKinley Capital, which principally is engaged in fund management and merchant banking, and advising and investing in early and mid-stage companies. Since its founding in 1991, McKinley Capital has participated in transactions valued in excess of $1.5 billion. McKinley Capital currently manages two funds, the IPO Index Company and the Competitive Advantage Company. Prior to founding McKinley Capital, Mr. Osborne was an investment banker with Morgan Stanley in New York and London for 11 years, his last position being that of Managing Director, head of Equity Capital Markets. Mr. Osborne received a BA from Yale University, and his MBA from the Darden School of Business at the University of Virginia.

     James L. Sonageri, Independent Director. Mr. Sonageri is a certified civil trial attorney who specializes in business and product liability litigation and white-collar criminal defense. Prior to founding his current firm, Sonageri & Fallon, L.L.C., Mr. Sonageri practiced with the law firm of Shanley & Fisher in Morristown, New Jersey. He also served as a Special Assistant United States Attorney in the United States Attorney's Office for the District of New Jersey and as the Supervisor of the White Collar Crime Unit in the Union County Prosecutor's Office. He serves as a court appointed mediator and has been a faculty member at the National Institute for Trial Advocacy. Mr. Sonageri is admitted to practice in New Jersey, New York, the United States District Courts for the District of New Jersey, the Southern and Eastern Districts of New York, and the United States Supreme Court. He earned his J.D. degree from The John Marshall Law School and received his B.S. degree in accounting from Fairleigh Dickinson University.

Mr. Sonageri serves on the Board of Directors of KBF Pollution Management, Inc., a publicly-traded company.

     James P. Burt, Independent Director. Mr. Burt is a former Professional Football player, and a two-time Super Bowl Champion while with the New York Giants and the San Francisco 49ers. Mr. Burt is currently a real estate and business investor. He owns a seat on the New York Stock Exchange, a New York transportation company, and several restaurants. Mr. Burt is a graduate of the University of Miami.

     Christopher R. Smith, Independent Director. Mr. Smith is the Chief Financial Officer of COMC, Inc., a publicly-traded voice and data communications services company. He served as Executive Vice President of Wafra Investment Advisory Group, Inc., a privately held asset management company with over $3 billion under management between April 1992 and August 1999, and as the Managing Director of Wafra Partners, L.P., a private equity investment fund which has invested over $170 million in 14 middle market businesses since 1992. Mr. Smith earned his B.S. degree in finance and accounting from Florida State University. Mr. Smith serves on the Board of Directors of Altec Lansing Technologies, Inc., a privately-held computer peripherals and audio company, Compost America Holding Company, Inc., a publicly-traded waste hauling and composting site contractor, Three V Health, L.P., a privately held internet health information services company, and Vulcan Engineering Co., a privately held foundry engineering and fabrication company.

     All directors currently hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. The Fund's executive officers serve at the discretion of the Board of Directors and until their successors are duly elected and qualified.

Item 10. Executive Compensation

     The following table sets forth the compensation accrued, for the fiscal year ended December 31, 2000, for the Fund's Chief Executive Officer and the two most highly compensated executive officers other than its Chief Executive Officer, whose salary were in excess of $100,000 and who were employed by the Fund on December 31, 2000.

Summary Compensation Table

Name and                                      Year        Annual Compensation(1)
Principal Position
                                                          ----------------------

Daniel D. Dyer                                2000        $150,000
Chief Executive Officer
and Chairman

S. Charles Musumeci, Jr.                      2000        $150,000
President and Chief Operating Officer

Joseph C. Musumeci                            2000        $150,000
Executive Vice President and Chief
Financial Officer

(1) Each officer has agreed to defer his compensation until the Fund's net capital paid in on membership units aggregates $3,000,000 and then the Fund will pay the officers their compensation from available funds.

Summary of Management Fees

     The Fund pays the Investment Manager an annual management fee equal to 2.5% of the Investor's total "adjusted capital contributions" and reimburses the Investment Manager for actual costs incurred on behalf of the Fund. The fee is payable quarterly in arrears. Additionally, after the Members (including the Investment Manager) have received aggregate distributions from the Fund equal to the amount of their initial investments in the Fund, the Fund will pay the Investment Manager an "incentive fee." The incentive fee will become payable commencing with the fiscal year of the Fund during which Members have received distributions equal to their initial investments and for each fiscal year thereafter. The amount of the fee will equal twenty (20%) percent of the taxable income of the Fund during the relevant fiscal year (calculated without giving effect to payment of the incentive fee) less unrealized capital depreciation for the year.

The Form 3 for each director and officer were filed after the required filing date.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The Investment Manager owns 1,000 Units, for which it paid $100,000.

Item 12. Certain Relationships and Related Transactions

Daniel D. Dyer is the sole owner of Oxbow Capital Partners, the company that loaned Oxbow Credit and Kamaas money. Mr. Dyer formed Oxbow Credit and Kamaas.

Item 13. Exhibits, Lists and Reports on Form 8-K

(b)  Reports on Form 8-K

     On October 30, 2000, the Fund filed a Form 8-K announcing the resignation of Moss Adam LLP as the Fund's independent public accountant. On November 8, 2000, the Fund filed an amendment to the October 30, 2000 Form 8-K dealing with additional accounting issues. On November 8, 2000, the Fund filed a Form 8-K describing the engagement of Rothstein, Kass & Company, P.C. as its new independent accountant to audit and report on the Fund's financial statements and to act, on a continuing basis, as the Fund's independent accountant. On April 2, 2001, the Fund file a Form 8-K stating the status of the Sale Back

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              By:/s/ S. Charles Musumeci, Jr.
                                                 ----------------------------
                                              Name: S. Charles Musumeci, Jr.
                                              Title: President

     Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-KSB is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:/s/ S. Charles Musumeci, Jr.                      Date:  April 17, 2001
   ----------------------------                             -----------------
Name: S. Charles Musumeci, Jr.
Title: Director

By:/s/ Joseph C. Musumeci                            Date:  April 17, 2001
   ----------------------------                             -----------------
Name: Joseph C. Musumeci
Title: Director and Chief Financial Officer

By: /s/ Daniel D. Dyer                               Date:  April 17, 2001
   ----------------------------                             -----------------
Name: Daniel D. Dyer
Title: Director and Chief Executive Officer

By: /s/ William M. Osborne, III                      Date:  April 17, 2001
   ----------------------------                             -----------------
Name: William M. Osborne, III
Title: Director

By: /s/ James L. Sonageri                            Date:  April 17, 2001
   ----------------------------                             -----------------
Name: James L. Sonageri
Title: Director

By: /s/ James P. Burt                                Date:  April 17, 2001
   ----------------------------                             -----------------
Name: James P. Burt
Title: Director

By: /s/ Christopher R. Smith                         Date:  April 17, 2001
   ----------------------------                             -----------------
Name: Christopher R. Smith
Title: Director