Form 10-Q
period 2001-03-31
OXBOW FUND LLC
filed 2001-05-22
CIK 1095924

                                    FORM 10-Q
                        SECURITIES & EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended: March 31, 2001

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

Yes [x]    No [ ]

As of March 31, 2001, there were 14,914 of the Limited Liability Company's Units, at $100 per Unit, outstanding.

                                     PART 1
                              Financial Information

Item 1.  Financial Statements (unaudited)

The Oxbow Fund, LLC
Statement of Assets and Liabilities                Quarter Ended: March 31, 2001
--------------------------------------------------------------------------------


The Oxbow Fund, LLC
Statement of Operations                            Quarter Ended: March 31, 2001
--------------------------------------------------------------------------------

The Oxbow Fund, LLC
Statement of Cash Flows                            Quarter Ended: March 31, 2001
--------------------------------------------------------------------------------

                                                                  March 31, 2001
                                                                  --------------
                                                                    (unaudited)

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

   The Fund began offering units of ownership interests in the Fund ("Units") on June 13, 2000 but temporarily suspended the offering in November, 2001 pending the completion of a Post-effective Amendment to the Registration Statement for the offering (see discussion in Item 5 of Part 2, below). The Units were being offered and sold through C.J.M. Planning Corp., a registered Broker-Dealer and an affiliate of the Investment Manager. The offering will terminate on August 31, 2001, unless terminated earlier at the discretion of the Fund's Board of Directors.

   The Fund's fiscal year-end is December 31. The Fund will continue until March 31, 2010, subject to the right of the Directors to extend the term for up to two additional two-year periods.

                              RESULTS OF OPERATIONS

   From inception (September 15, 1999) to December 31, 1999, the Fund was still in its development stage and had no material transactions. Net loss for the three months ended March 31, 2001 was approximately $245,000. The Fund's officers commenced researching investment opportunities in May 2000 and invested approximately $542,000 since the inception of the Fund. The investments were made to seek long-term appreciation and accordingly, no revenue or income from these investments were generated for the three months ended March 31, 2001.

Portfolio Investments by the Fund

   As of March 31, 2001, the Fund had invested $107,500 in Detechtion Technologies, LLC which represented approximately 19.85% of the Fund's investments and the Fund had invested $434,050 in Kaboombooks.com which represented approximately 80.15% of the Fund's investments. As of March 31, 2001, the fair value of the investments was based upon the initial cost of the investments since no significant developments or other factors affecting the investments have occurred through that date.

   As discussed in Item 5 of Part 2 below, the Fund sold back its investment in The Kamaas Group and a portion of its investments in Oxbow Credit Company, LLC ("Oxbow Credit"). The balance of the Fund's investment in Oxbow Credit, consisting of $380,536, has been converted to a note receivable.


Liquidity and Capital Resources

     On March 1, 2000 the Investment Manager purchased 1,000 Units for $100,000. The Company began the initial public offering of Units on June 13, 2000. As of March 31, 2001, the Company has accepted subscriptions for 14,914 Units in an aggregate amount of $970,000.

   As of March 31, 2001, the Fund has liabilities in excess of liquid assets of approximately $630,000. Management's plans include raising capital through the sale of additional membership units after completing and filing its Post-Effective Amendment so as to enable the Fund to raise additional funds from investors in order to broaden and diversify its investment portfolio. The Fund expects that the reinstatement of its registration will be accomplished by August 1, 2001, and that its offering will re-commence at that time. The offering period originally commenced in June 2000 and will terminate at the discretion of the Fund's Management but in no event later than December 31, 2002. Management's plans also include deferring the payment of officers' salaries until the Fund's net capital paid in on membership units aggregates $3,000,000. Long-term liquidity is dependent on the Fund's ability to raise capital and attain profitable operations.

Forward Looking Statements

    Certain statements in this Quarterly Report on Form 10-Q, under the sections "Management Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere relate to future events and expectations and as such constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Fund to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. These forward looking statements were based on various factors and were derived by utilizing numerous important assumptions and other factors that could cause actual results to differ materially from those in the forward looking statements, including, but not limited to: uncertainty as to the Fund's future profitability and the Fund's ability to develop and implement operational and financial systems to manage rapidly growing operations, competition in the Fund's existing and potential future lines of business, and other factors. Other factors and assumptions not identified above were also involved in the derivation of these forward looking statements, and the failure of such other assumptions to be realized, as well as other factors, may also cause actual results to differ materially from those projected. The Fund assumes no obligation to update these forward looking statements to reflect actual results, changes in assumptions or changes in other factors affecting such forward looking statements.


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

Item 4. Submission of Matters to a Vote of Security Holders

        None


Item 5. Other Information


A.  INVESTMENTS IN OXBOW CREDIT AND KAMAAS

     Two entities in which the Fund invested subsequent to June 30, 2000, Oxbow Credit Company, LLC ("Oxbow Credit") and The Kamaas Group ("Kamaas"), were formed with the assistance of Dan Dyer, the Chief Executive Officer of the Fund. Oxbow Capital Partners, LLC, an affiliate of Mr. Dyer (the "Affiliate"), loaned start-up capital to these entities. The Affiliate loaned approximately $535,000 to Oxbow Credit and approximately $86,000 to Kamaas. To date, approximately $236,000 of the loan by the Affiliate to Oxbow Credit was repaid by Oxbow Credit to the Affiliate without interest. No portion of the loan by the Affiliate to Kamaas has been repaid. Although the Affiliate was an original member of Oxbow Credit, the Affiliate relinquished all interest in Oxbow Credit prior to the date on which the Fund invested in Oxbow Credit. A similar arrangement existed with respect to the formation of Kamaas.

     When counsel for the Fund reviewed the Fund's investment in Oxbow Credit and Kamaas with Mr. Dyer and the Board, a question arose as to whether, because of Mr. Dyer's involvement in the formation of these entities, the investments might be governed by the statutes and rules of the Investment Company Act of 1940 concerning affiliate transactions. Although it has not been determined that the subject statutes and rules are applicable to the transactions, the Board and Mr. Dyer have decided to rescind the investments, and the monies invested by the Fund in Oxbow Credit and Kamaas will be returned to the Fund pursuant to a sale back to Oxbow Credit and Kamaas of the Fund's interests in Oxbow Credit and Kamaas, respectively, for the exact amount the Fund purchased for those interests (the "Sale Back"). Mr. Dyer is assisting Oxbow Credit and Kamaas in securing other capital in order to return the monies invested by the Fund as soon as practicable. The Fund invested a total of $465,536 in Oxbow Credit and $60,000 in Kamaas. As of March 31, 2001, $85,000 of the Fund's investment in Oxbow Credit and the Fund's entire investment in Kamaas have been returned to the Fund. As of May 21, 2001, no additional amounts have yet been repaid by Oxbow Credit.

   Since Oxbow Credit's operations do not generate any net cash at this time, the only expected source for the payment for the Sale Back will be new investments in Oxbow Credit from new investors. Oxbow Credit is currently negotiating agreements with prospective investors, however, as of May 21, 2001, no agreements have been signed. There can be no assurance that all or any part of these new investments will be made and, therefore, there is a significant risk that the Fund will not be repaid at least some portion of the $380,536. If the Sale Back does not occur, it would severely reduce the Fund's ability to make new investments and, perhaps, earn a profit for its Investors.

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

B.  POST-EFFECTIVE AMENDMENT

   The Fund intends to file a post-effective amendment to its Registration Statement on Form N-2 with the Securities and Exchange Commission to update certain information including financial statements regarding the Fund. As part of this process, the Fund has requested its new auditors to issue an audited opinion on the financial statements in the Registration Statement. Until the SEC review of the post-effective amendment is completed, the Fund has decided to suspend temporarily the sale of units in the Fund. It is the Fund's intention to resume selling shares immediately upon the effectiveness of the post-effective amendment.

C.       CERTAIN LITIGATION

   On or about May 8, 2001, Dan Dyer, chief executive officer of the Fund and a principal of the Fund's investment advisor, and Oxbow Capital Partners, LLC, Oxbow Capital 1999 Fund I, LLC and Oxbow Capital 1999 Fund B, LLC (the "Oxbow Entities"), who are affiliates of the Fund's investment advisor, were named in a litigation entitled AMERICAN FUND AND CEMETERY TRUST SERVICES, ET AL V. CAPITAL CONSULTANTS, LLC, ET AL, (United States District Court, District of Oregon, Case No. CV01-609-HHU). This litigation arises from an alleged fraud perpetrated by Jeffrey Grayson ("Grayson"), principal of a Portland, Oregon investment advisor named Capital Consultants, LLC ("CCI"). In October 2000, a Receiver was appointed for CCI by a Federal judge at the request of the Securities and Exchange Commission and the Department of Labor, as a result of their allegations that Grayson and CCI had invested CCI's clients' funds in a failed investment named Wilshire Financial Corporation and its affiliates, and then conspired to hide the loss of such investment, resulting in losses in excess of $160,000,000, to CCI's clients.

      Mr. Dyer and the Oxbow Entities, which had business transactions with CCI and others, have until recently acted as witnesses in this Receivership and its related litigation (subject to tolling agreements) and have fully cooperated with all litigants and government officials. The AMERICAN FUND lawsuit, which has been brought by certain alleged clients and victims of the CCI fraud, had alleged that Mr. Dyer's and the Oxbow Entities' liability by reason of their business transactions with CCI and others and their alleged knowing conduct in those transactions. On May 22, 2001, the plaintiffs in this matter agreed to dismiss Mr. Dyer and the Oxbow Entities without prejudice and subject to a Tolling Agreement. Mr. Dyer anticipates resolving this matter through ongoing settlement negotiations, but in the event this matter is not settled and is refiled, Mr. Dyer and the Oxbow Entities intend to deny the charges and vigorously defend the allegations and to prosecute their own claims against CCI and Grayson for what they believe is a fraud perpetrated upon them. Mr. Dyer and the Oxbow Entities have prepared claims against CCI, Grayson and others by reason of their losses, but had held off filing such claims pending ongoing settlement negotiations with the Receiver and related investors in CCI, which settlement discussions had included credit for offsetting claims by Mr. Dyer and the Oxbow Entities for their damages.


Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibits.

        None.

        (b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



The Oxbow Fund, LLC
a New Jersey limited partnership


By: /S/ Daniel D. Dyer                                     Date: MAY 21, 2000
                                                                 ------------
   ----------------------------
   Daniel D. Dyer, Chairman and
   Chief Executive Officer


By: /S/ Joseph Musumeci                                    Date: MAY 21, 2000
                                                                 ------------
   ----------------------------------------
   Joseph Musumeci, Chief Financial Officer
   and Vice President

OXBOW FUND, LLC

STATEMENT OF ASSETS AND LIABILITIES (UNAUDITED)

MARCH 31, 2001
-------------------------------------------------------------------------------


ASSETS

Portfolio investments, at fair value                                $   541,550
Notes receivable, affiliates                                            380,536
Cash                                                                         71
                                                                    -----------
                                                                        922,157
                                                                    -----------


LIABILITIES

Accounts payable and accrued expenses                                   447,671
Accrued officers' compensation                                          562,500
                                                                    -----------
     Total liabilities                                                1,010,171
                                                                    -----------

MEMBERS' DEFICIT                                                    $   (88,014)
                                                                    ===========

ANALYSIS OF MEMBERS' DEFICIT:
Net capital paid in on membership units                             $   970,022
Accumulated undistributed loss                                       (1,058,036)
                                                                    -----------
Members' deficit (equivalent to $(5.90) per unit based on
 14,914 membership units outstanding)                               $   (88,014)
                                                                    ===========


See accompanying notes to financial statements.

OXBOW FUND, LLC

STATEMENT OF OPERATIONS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------

EXPENSES
 Officers' compensation                                               $ 112,500
 Professional fees                                                       99,159
 Travel                                                                  10,000
 Selling and marketing                                                    9,283
 Management fees                                                          7,498
 Other                                                                    6,126
                                                                      ---------
NET LOSS                                                              $(244,566)
                                                                      =========


See accompanying notes to financial statements.

OXBOW FUND, LLC

STATEMENT OF CHANGES IN MEMBERS' DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------


                                                   UNITS                AMOUNT
MEMBERS' EQUITY, January 1, 2001                   14,914             $ 156,552

NET LOSS                                                               (244,566)
                                                   ------             ---------
MEMBERS' DEFICIT, March 31, 2001                   14,914             $ (88,014)
                                                   ======             =========


See accompanying notes to financial statements.

OXBOW FUND, LLC

STATEMENT OF CASH FLOWS (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31, 2001
-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $(244,566)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Changes in operating assets and liabilities:
  Portfolio investments                                                 (90,700)
  Notes receivable, affiliates                                          145,000
  Accounts payable and accrued expenses                                  72,308
  Accrued officers' compensation                                        112,500
                                                                      ---------

NET CASH USED IN OPERATING ACTIVITIES                                    (5,458)

NET CASH USED IN FINANCING ACTIVITIES,
  repayment of note payable to affiliate                                (15,000)
                                                                      ---------

NET DECREASE IN CASH                                                    (20,458)

CASH, beginning of period                                                20,529
                                                                      ---------

CASH, end of period                                                   $      71
                                                                      =========

See accompanying notes to financial statements.

OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.      NATURE OF OPERATIONS AND
        SUMMARY OF SIGNIFICANT        Nature of Operations
        ACCOUNTING POLICIES

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

                                      Basis of presentation

                                      The unaudited financial statements
                                      reflect, in the opinion of management, all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Fund as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001. Interim results are not necessarily indicative of results to be expected for a full fiscal year. These financial statements should be read in conjunction with the Fund's December 31, 2000 audited financial statements which are included in the Fund's Annual Report on Form 10-KSB dated December 31, 2000.

                                      The Fund had no material transactions for the three months ended March 31, 2000.

                                      Valuation of Investment in Private
                                      Equities

                                      Privately - placed securities are carried at fair values which was determined in good faith by and under the direction of management. Generally, the fair value of each security is initially based primarily upon its original cost to the Fund. Cost will be the primary factor used to determine fair value on an ongoing basis until significant developments or other factors affecting the investment (such as results of the portfolio company's operations, changes in general market conditions, subsequent financings or the availability of market quotations) provide a basis for value other than cost valuation. At March 31, 2001, market quotations were not readily available for all of the Fund's portfolio investments. As a result, the portfolio investments were valued by management.

OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.   NATURE OF OPERATIONS AND
        SUMMARY OF SIGNIFICANT
        ACCOUNTING POLICIES
        (CONTINUED)

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


2.      MEMBERS' DEFICIT              The Fund is offering up to 250,000 units
                                      of ownership interests in the Fund in an aggregate amount of up to $25,000,000. The offering commenced on June 13, 2000. The minimum investment in the Fund is 20 units at $100 per unit. The units are being offered and sold through C.J.M. Planning
                                      Corp., a registered Broker-Dealer and an affiliate of the Investment Manager, who receives a 7% sales charge per unit sold.
                                      The offering will terminate on December
                                      31, 2002, unless terminated earlier at the discretion of the Fund's Board of Directors. As of March 31, 2001 there were
                                      14,914 units outstanding.

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

OXBOW FUND, LLC

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)




3.      INVESTMENT ADVISORY
        AND OPERATING
        AGREEMENTS (CONTINUED)        The amount of the fee will equal 20% of
                                      the taxable income of the Fund during the relevant fiscal year (calculated without giving effect to payment of the incentive fee) less unrealized capital depreciation for the year. At March 31, 2001, accrued management fees payable to the Investment manager was approximately $23,000 of which approximately $7,000 was charged to operations for the three months then ended.

4.      LIQUIDITY                     The Fund has incurred a current year loss
                                      of approximately $245,000 and has
                                      liabilities in excess of assets, excluding portfolio investments, of approximately
                                      $630,000 at March 31, 2001. Management's plans include raising capital through the sale of additional membership units.
                                      Further, the Fund's officers have agreed to defer the payment of their salaries, including accrued officers' compensation of $563,000 at March 31, 2001, until the Fund's net capital paid in on membership units aggregates $3,000,000. Long-term liquidity is dependent on the Company's ability to raise capital and attain profitable operations.