Form 10-K/A
period 2000-12-31
OXBOW FUND LLC
filed 2001-06-08
CIK 1095924

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:                   Commission file number: 000-29945
December 31, 2000

                               THE OXBOW FUND, LLC
               (Name of Registrant as specified in its charter)

New Jersey                                            22-09695
(State or other jurisdiction                          (I.R.S.Employer
 of incorporation or organization)                    Identification No.)


223 Wanaque Avenue, Pompton, New Jersey                 07442
(Address of Principal Executive Offices)              (Zip Code)

         Issuer's telephone number, including area code: (973) 831-8020

             Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act: Units of Ownership interest Without Par Value

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Issuer's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

The aggregate price for Units held by nonaffiliates of the Issuer was approximately $1,391,400.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                     [None]

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             THE OXBOW FUND, LLC


Date:  June 4, 2001          By:    /s/ Daniel D. Dyer
                                  --------------------------------------
                                  Name:  Daniel D. Dyer
                                  Title: Chairman and Chief Executive Officer